Form 10-Q
period 1996-09-30
PREMIER AUTO TRUST 1996-3
filed 1996-10-28
CIK 1019486

CONFORMED



                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q



_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended  September 30, 1996
                                ------------------

                                      OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from_________to__________

Commission file number   -
                     -----------


                           PREMIER AUTO TRUST 1996-3
-----------------------------------------------------------------------------

            (Exact name of registrant as specified in its charter)


     State of Delaware                                            38-3298626
-----------------------------------------------------------------------------

     (State or other jurisdiction of                      (I.R.S.  Employer
      incorporation or organization)                       Identification No.)


      27777 Franklin Road, Southfield, Michigan                  48034
-----------------------------------------------------------------------------

     (Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code      (810) 948-3058
                                                   --------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_____ No_ X_

                         PART I. FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS
-------     --------------------

The interim financial data presented herein are unaudited, but in the opinion of management reflect all adjustments necessary for a fair presentation of such information. Results for interim periods should not be considered indicative of results for a full year.

-------     ----------------------------------


                           PREMIER AUTO TRUST 1996-3
                  STATEMENT OF ASSETS, LIABILITIES AND EQUITY
                              SEPTEMBER 30, 1996
                           (in millions of dollars)


ASSETS

Cash and Cash Equivalents (Note 1)                       $  144.3

Receivables (Note 3)                                      1,334.3
                                                         --------
TOTAL ASSETS                                             $1,478.6
                                                         ========


LIABILITIES AND EQUITY
Amounts Held for Future Distribution (Note 1)            $  123.3

Asset Backed Notes (Notes 3 and 4)                        1,299.1

Asset Backed Certificates (Notes 3 and 4)                    56.2
                                                         --------
TOTAL LIABILITIES AND EQUITY                             $1,478.6
                                                         ========

See Notes to Financial Statements.

-------     ----------------------------------

                           PREMIER AUTO TRUST 1996-3
                 STATEMENT OF CASH RECEIPTS AND DISBURSEMENTS
                    FOR THE PERIOD JUNE 1, 1996 (INCEPTION)
                          THROUGH SEPTEMBER 30, 1996
                           (in millions of dollars)


CASH RECEIPTS

Proceeds from Sale of Notes and Certificates            $1,500.0

Collections of Principal & Interest, and Other             312.7
                                                        --------

TOTAL CASH RECEIPTS                                      1,812.7
                                                        --------


CASH DISBURSEMENTS

Purchase of Receivables                                  1,500.0

Distributions of Principal                                 144.7

Distributions of Interest                                   19.0

Distributions of Service Fees                                4.7
                                                        --------

TOTAL CASH DISBURSEMENTS                                 1,668.4
                                                        --------
CASH RECEIPTS IN EXCESS OF CASH DISBURSEMENTS           $  144.3
                                                        ========



See Notes to Financial Statements.

-------     ----------------------------------


                           PREMIER AUTO TRUST 1996-3
                         NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

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


NOTE 2 - RELATED PARTIES
------------------------

Premier L.L.C. is a limited liability company controlled by CFC. Premier Auto Receivables Company ("PARCO") is a wholly-owned subsidiary of CFC.


NOTE 3 - SALE OF ASSET BACKED NOTES AND CERTIFICATES
----------------------------------------------------
The Trust was formed under the laws of Delaware pursuant to an Amended and Restated Trust Agreement dated as of June 1, 1996, among PARCO, CFC, and Chemical Bank Delaware, acting thereunder not in its individual capacity but solely as trustee of the Trust.

Chemical Bank Delaware is now known as Chase Manhattan Bank Delaware. Pursuant to an Assignment and Assumption Agreement, PARCO assigned all of its rights and delegated all of its duties in regard to the Trust Agreement and the Purchase Agreement dated as of June 1, 1996, between CFC and PARCO, effective as of June 30, 1996, to Premier L.L.C.

-------     ----------------------------------


                           PREMIER AUTO TRUST 1996-3
                         NOTES TO FINANCIAL STATEMENTS


NOTE 3 - SALE OF ASSET BACKED NOTES AND CERTIFICATES - continued
----------------------------------------------------------------

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


NOTE 4 - PRINCIPAL AND INTEREST PAYMENTS
----------------------------------------

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

-------     ----------------------------------


                           PREMIER AUTO TRUST 1996-3
                         NOTES TO FINANCIAL STATEMENTS


NOTE 4 - PRINCIPAL AND INTEREST PAYMENTS - continued
----------------------------------------------------

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


NOTE 5 - FEDERAL INCOME TAXES
-----------------------------

In the opinion of outside legal counsel, for federal income tax purposes, the Class A-2 Notes, Class A-3 Notes, and Class A-4 Notes will be characterized as debt, and the Trust will not be characterized as an association (or a publicly traded partnership) taxable as a corporation.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
-------     ---------------------------------------
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            ---------------------------------------------

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

The Trust has no employees.

                          PART II. OTHER INFORMATION
                          --------------------------

ITEMS 1,2,3,4,5
---------------

There is nothing to report with regard to these items.


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K
-------     --------------------------------

(a)   The following exhibits are filed as a part of this report:

Exhibit No.
-----------

    3       Certificate of Trust of Premier Auto Trust 1996-3. Filed as
            Exhibit 3 to the Trust's Quarterly Report on Form 10-Q for the period ended June 30, 1996, and incorporated herein by reference.

    4.1 Amended and Restated Trust Agreement, dated as of June 1, 1996, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee. Filed as
            Exhibit 4.1 to the Trust's Quarterly Report on Form 10-Q for the period ended June 30, 1996, and incorporated herein by reference.

    4.2 Indenture, dated as of June 1, 1996, between Premier Auto Trust 1996-3 and The Bank of New York, as Indenture Trustee (excluding Schedule A). Filed as Exhibit 4.2 to the Trust's Quarterly Report on Form 10-Q for the period ended June 30, 1996, and incorporated herein by reference.

    4.3 Sale and Servicing Agreement, dated as of June 1, 1996, between Premier Auto Trust 1996-3 and Chrysler Financial Corporation (excluding Schedules A and C). Filed as Exhibit 4.3 to the Trust's Quarterly Report on Form 10-Q for the period ended June 30, 1996, and incorporated herein by reference.

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


                                  SIGNATURES
                                  ----------

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








                                Premier Auto Trust 1996-3 (Registrant)
                          By:   Chrysler Financial Corporation, as Servicer
                                -------------------------------------------






Date:  October 24, 1996   By:   s/T. F. Gilman
                                -------------------------------------------
                                T. F. Gilman, Vice President and Controller
                                               Principal Accounting Officer

                           PREMIER AUTO TRUST 1996-3
                           -------------------------

                                 EXHIBIT INDEX
                                 -------------




Exhibit
Number                   Description of Exhibit
------                   ----------------------

  3         Certificate of Trust of Premier Auto Trust 1996-3. Filed as
            Exhibit 3 to the Trust's Quarterly Report on Form 10-Q for the period ended June 30, 1996, and incorporated herein by reference.

  4.1 Amended and Restated Trust Agreement, dated as of June 1, 1996, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee. Filed as
            Exhibit 4.1 to the Trust's Quarterly Report on Form 10-Q for the period ended June 30, 1996, and incorporated herein by reference.

  4.2 Indenture, dated as of June 1, 1996, between Premier Auto Trust 1996-3 and The Bank of New York, as Indenture Trustee (excluding Schedule A). Filed as Exhibit 4.2 to the Trust's Quarterly Report on Form 10-Q for the period ended June 30, 1996, and incorporated herein by reference.

  4.3 Sale and Servicing Agreement, dated as of June 1, 1996, between Premier Auto Trust 1996-3 and Chrysler Financial Corporation (excluding Schedules A and C). Filed as Exhibit 4.3 to the Trust's Quarterly Report on Form 10-Q for the period ended June 30, 1996, and incorporated herein by reference.

  4.4 Assignment and Assumption Agreement, dated as of June 30, 1996, among Premier Auto Receivables Company, Premier Receivables L.L.C. and each of the Premier Auto Trusts parties thereto. Filed as
            Exhibit 4.4 to Premier Auto Trust 1996-1's Quarterly Report on Form 10-Q for the period ended June 30, 1996, and incorporated herein by reference.

  27        Financial Data Schedule